Form 10-Q
period 1995-09-30
PARKER & PARSLEY 89 B L P
filed 1995-11-13
CIK 844606

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON,  D. C.   20549

                                    FORM 10-Q

  /x/    Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the quarterly period ended September 30, 1995, or

  / /    Transition Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the transition period from _______ to _______

                         Commission File No. 33-26097-02

                           PARKER & PARSLEY 89-B, L.P.
             (Exact name of Registrant as specified in its charter)

           Delaware                             75-2301810
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)           Identification Number)

        303 West Wall, Suite 101,
             Midland, Texas                        79701
(Address of principal executive offices)         (Zip code)

Registrant's Telephone Number, including area code: (915)683-4768

                                 Not applicable
           (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                            Yes    /x/    No   / /

                               Page 1 of 12 pages.
                             There are no exhibits.

                           PARKER & PARSLEY 89-B, L.P.
                        (A Delaware Limited Partnership)

                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements
                                 BALANCE SHEETS
                                            September 30,  December 31,
                                                1995           1994
                                            ------------   ------------
                                            (Unaudited)
               ASSETS
Current assets:
 Cash and cash equivalents, including
  interest bearing deposits of $76,637
  at September 30 and $68,049 at
  December 31                               $     76,670   $     68,082
 Accounts receivable - oil and gas sales          67,798         76,868
                                             -----------    -----------
    Total current assets                         144,468        144,950

Oil and gas properties - at cost, based on
 the successful efforts accounting method      5,812,535      5,809,482
  Accumulated depletion                       (2,756,022)    (2,544,071)
                                             -----------    -----------
    Net oil and gas properties                 3,056,513      3,265,411
                                             -----------    -----------
                                            $  3,200,981   $  3,410,361
                                             ===========    ===========
  LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
 Accounts payable - affiliate               $     37,546   $     20,039
Partners' capital:
 Limited partners (6,949 interests)            3,131,559      3,356,176
 Managing general partner                         31,876         34,146
                                             -----------    -----------
                                               3,163,435      3,390,322
                                             -----------    -----------
                                            $  3,200,981   $  3,410,361
                                             ===========    ===========


The financial information included as of September 30, 1995 has been prepared by management without audit by independent public accountants.

The accompanying notes are an integral part of these statements.

                           PARKER & PARSLEY 89-B, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                           Three months ended        Nine months ended
                             September 30,              September 30,
                           1995         1994         1995         1994
                        ----------   ----------   ----------   ----------
Revenues:
 Oil and gas sales      $  180,781   $  209,627   $  570,144   $  601,667
 Interest income             1,502        1,084        4,033        2,219
                         ---------    ---------    ---------    ---------
    Total revenues         182,283      210,711      574,177      603,886

Costs and expenses:
 Production costs           91,183       84,810      288,404      280,706
 General and adminis-
  trative expenses           4,694        5,615       17,104       19,244
 Depletion                  68,654       58,339      211,951      196,464
 Amortization of
  organization costs            -         1,930           -         5,788
                         ---------    ---------    ---------    ---------
    Total costs and
     expenses              164,531      150,694      517,459      502,202
                         ---------    ---------    ---------    ---------
Net income              $   17,752   $   60,017   $   56,718   $  101,684
                         =========    =========    =========    =========
Allocation of net income:
 Managing general
  partner               $      177   $      620   $      567   $    1,075
                         =========    =========    =========    =========
 Limited partners       $   17,575   $   59,397   $   56,151   $  100,609
                         =========    =========    =========    =========
Net income per limited
 partnership interest   $     2.53   $     8.55   $     8.08   $    14.48
                         =========    =========    =========    =========
Distributions per
 limited partnership
 interest               $    12.09   $    15.76   $    40.40   $    41.46
                         =========    =========    =========    =========

   The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these statements.
                                     3

                           PARKER & PARSLEY 89-B, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL
                                   (Unaudited)


                                  Managing
                                  general      Limited
                                  partner      partners        Total
                                -----------   -----------   -----------

Balance at January 1, 1994      $    36,747   $ 3,621,386   $ 3,658,133

 Distributions                       (2,910)     (288,072)     (290,982)

 Net income                           1,075       100,609       101,684
                                 ----------    ----------    ----------
Balance at September 30, 1994   $    34,912   $ 3,433,923   $ 3,468,835
                                 ==========    ==========    ==========

Balance at January 1, 1995      $    34,146   $ 3,356,176   $ 3,390,322

 Distributions                       (2,837)     (280,768)     (283,605)

 Net income                             567        56,151        56,718
                                 ----------    ----------    ----------
Balance at September 30, 1995   $    31,876   $ 3,131,559   $ 3,163,435
                                 ==========    ==========    ==========




    The financial information included herein has been prepared by management without audit by independent public accountants.

    The accompanying notes are an integral part of these statements.

                           PARKER & PARSLEY 89-B, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                  Nine months ended
                                                    September 30,
                                                  1995         1994
                                               ----------   ----------
Cash flows from operating activities:
 Net income                                    $   56,718   $  101,684
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depletion and amortization                     211,951      202,252
 Changes in assets and liabilities:
  Decrease in accounts receivable                   9,070          943
  Increase in accounts payable                     17,507       15,466
                                                ---------    ---------
    Net cash provided by operating activities     295,246      320,345

Cash flows from investing activities:
 Additions to oil and gas properties               (3,053)      (1,180)

Cash flows from financing activities:
 Cash distributions to partners                  (283,605)    (290,982)
                                                ---------    ---------
Net increase in cash and cash
 equivalents                                        8,588       28,183
Cash and cash equivalents at beginning
 of period                                         68,082       57,749
                                                ---------    ---------
Cash and cash equivalents at end of period     $   76,670   $   85,932
                                                =========    =========



   The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these statements.

                           PARKER & PARSLEY 89-B, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1995
                                   (Unaudited)

NOTE 1.

In the opinion of management, the unaudited financial statements as of September 30, 1995 of Parker & Parsley 89-B, L.P. (the "Registrant") include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, the results of operations for the nine months ended September 30, 1995 are not necessarily indicative of the results for the full year ending December 31, 1995.

The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Registrant's Report on Form 10-K for the year ended December 31, 1994, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Steven L. Beal, Senior Vice President, 303 West Wall, Suite 101, Midland, Texas 79701.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Registrant was formed December 30, 1989. The managing general partner of the Registrant at December 31, 1994 was Parker & Parsley Development Company ("PPDC") which was merged into Parker & Parsley Development L.P. ("PPDLP") on January 1, 1995. On January 1, 1995, PPDLP, a Texas limited partnership, became the sole managing general partner of the Registrant, by acquiring the rights and assuming the obligations of PPDC. PPDLP acquired PPDC's rights and obligations as managing general partner of the Registrant in connection with the merger of PPDC, P&P Producing, Inc. and Spraberry Development Corporation into MidPar LP., which survived the merger with a change of name to PPDLP. The sole general partner of PPDLP is Parker & Parsley Petroleum USA, Inc. PPDLP has the power and authority to manage, control and administer all Registrant affairs. The limited partners contributed $6,949,000 representing 6,949 interests ($1,000 per interest) sold to a total of 463 limited partners.

Since its formation, the Registrant invested $5,812,535 in various prospects drilled in Texas. At September 30, 1995, the Registrant had 33 producing oil and gas wells.

RESULTS OF OPERATIONS

Nine months ended September 30, 1995 compared with nine months ended
   September 30, 1994

REVENUES:

The Registrant's oil and gas revenues decreased to $570,144 from $601,667 for the nine months ended September 30, 1995 and 1994, respectively, a decrease of 5%. The decrease in revenues resulted from a 13% decline in barrels of oil produced and sold, a 5% decline in mcf of gas produced and sold and a decrease in the average price received per mcf of gas, offset by an increase in the average price received per barrel of oil. For the nine months ended September 30, 1995, 24,523 barrels of oil were sold compared to 28,031 for the same period in 1994, a decrease of 3,508 barrels. For the nine months ended September 30, 1995, 86,897 mcf of gas were sold compared to 91,606 for the same period in 1994, a decrease of 4,709 mcf. These production decreases were due to the decline characteristics of the Registrant's oil and gas properties. Management expects a certain amount of decline in production to continue in the future until the Registrant's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased 9% from $15.79 for the nine months ended September 30, 1994 to $17.28 for the same period in 1995 while the average price received per mcf of gas decreased 3% from $1.74 for the nine months ended September 30, 1994 to $1.69 for the same period in 1995. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Registrant may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 1995.

COSTS AND EXPENSES:

Total costs and expenses increased to $517,459 for the nine months ended September 30, 1995 as compared to $502,202 for the same period in 1994, an increase of $15,257, or 3%. This increase was due to increases in production costs and depletion, offset by declines in general and administrative expenses ("G&A") and amortization of organization costs.

Production costs were $288,404 for the nine months ended September 30, 1995 and $280,706 for the same period in 1994 resulting in a $7,698 increase, or 3%. The increase was primarily due to increases in well repair, maintenance and workover costs incurred in an effort to stimulate well production, offset by a decline in ad valorem taxes.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A decreased 11% from $19,244 for the nine months ended September 30, 1994 to $17,104 for the same period in 1995. The Partnership agreement limits G&A to 3% of gross oil and gas revenues.

Depletion was $211,951 for the nine months ended September 30, 1995 compared to $196,464 for the same period in 1994. This represented an increase in depletion of $15,487, or 8%. Depletion was computed quarterly on a property-by-property basis utilizing the unit-of-production method based upon the dominant mineral produced, generally oil. Oil production decreased 3,508 barrels for the nine months ended September 30, 1995 from the same period in 1994. Depletion expense for the nine months ended September 30, 1995 was calculated based on reserves computed utilizing an oil price of $16.35 per barrel. Comparatively, depletion expense for the three months ended September 30, 1994 and June 30, 1994 was calculated based on reserves computed utilizing an oil price of $18.26 per barrel while depletion expense for the three months ended March 31, 1994 was calculated based on reserves computed utilizing an oil price of $12.76 per barrel.

Three months ended September 30, 1995 compared with three months ended
   September 30, 1994

REVENUES:

The Registrant's oil and gas revenues decreased to $180,781 from $209,627 for the three months ended September 30, 1995 and 1994, respectively, a decrease of 14%. The decrease in revenues resulted from a 10% decline in barrels of oil produced and sold, a 6% decline in mcf of gas produced and sold and decreases in the average prices received per barrel of oil and mcf of gas. For the three months ended September 30, 1995, 7,934 barrels of oil were sold compared to 8,850 for the same period in 1994, a decrease of 916 barrels. For the three months ended September 30, 1995, 31,116 mcf of gas were sold compared to 33,087 mcf for the same period in 1994, a decrease of 1,971 mcf. These decreases were due to the decline characteristics of the Registrant's oil and gas properties.

The average price received per barrel of oil decreased 5% from $17.34 for the three months ended September 30, 1994 to $16.53 for the same period in 1995 while the average price received per mcf of gas decreased

6% from $1.70 for the three months ended September 30, 1994 to $1.60 for the same period in 1995.

COSTS AND EXPENSES:

Total costs and expenses increased to $164,531 for the three months ended September 30, 1995 as compared to $150,694 for the same period in 1994, an increase of $13,837, or 9%. This increase was due to increases in production costs and depletion, offset by declines in G&A and amortization of organization costs.

Production costs were $91,183 for the three months ended September 30, 1995 and $84,810 for the same period in 1994 resulting in a $6,373 increase, or 8%. The increase was attributable to additional well repair and maintenance costs and higher ad valorem taxes, offset by a decline in production taxes.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A decreased 16% from $5,615 for the three months ended September 30, 1994 to $4,694 for the same period in 1995.

Depletion was $68,654 for the three months ended September 30, 1995 compared to $58,339 for the same period in 1994. This represented an increase in depletion of $10,315, or 18%. Oil production decreased 916 barrels for the three months ended September 30, 1995 from the same period in 1994. Depletion expense for the three months ended September 30, 1995 was calculated based on reserves computed utilizing an oil price of $16.35 per barrel while depletion expense for the three months ended September 30, 1994 was calculated based on reserves computed utilizing an oil price of $18.26 per barrel.

LIQUIDITY AND CAPITAL RESOURCES

NET CASH PROVIDED BY OPERATING ACTIVITIES

Net cash provided by operating activities decreased to $295,246 during the nine months ended September 30, 1995, an 8% decrease from the same period ended September 30, 1994. This decrease was due to a decline in oil and gas sales and an increase in production costs, offset by a decline in G&A. The decline in oil and gas sales was primarily due to decreases in barrels of oil and mcf of gas produced and sold, offset by an increase in the average price received for oil. Production costs increased due to additional well repair, maintenance and workover costs incurred in an effort to stimulate well production. The decline in G&A was the result of less allocated expenses by the managing general partner.

NET CASH USED IN INVESTING ACTIVITIES

The Registrant's principal investing activities during the nine months ended September 30, 1995 was for repair and maintenance activity on various oil and gas properties.

NET CASH USED IN FINANCING ACTIVITIES

Cash was sufficient for the nine months ended September 30, 1995 to cover distributions to the partners of $283,605 of which $280,768 was distributed to the limited partners and $2,837 to the managing general partner. For the same period ended September 30, 1994, cash was sufficient for distributions to the partners of $290,982 of which $288,072 was distributed to the limited partners and $2,910 to the managing general partner.

It is expected that future net cash provided by operating activities will be sufficient for any capital expenditures and any distributions. As the production from the properties declines, distributions are also expected to decrease.

ACCOUNTING STANDARD ON IMPAIRMENT OF LONG-LIVED ASSETS

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 - Accounting for Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of ("FAS 121") regarding the impairment of long-lived assets, identifiable intangibles and goodwill related to those assets. FAS 121 is effective for financial statements for fiscal years beginning after December 15, 1995, although earlier adoption is encouraged. The application of FAS 121 to oil and gas companies utilizing the successful efforts method (such as the Registrant) will require periodic determination of whether the book value of long-lived assets exceeds the future cash flows expected to result from the use of such assets and, if so, will require reduction of the carrying amount of the "impaired" assets to their estimated fair values. There is currently a great deal of uncertainty as to how FAS 121 will apply to oil and gas companies using the successful efforts method, including uncertainty regarding the determination of expected future cash flows from the relevant assets and, if an impairment is determined to exist, their estimated fair value. There is also uncertainty regarding the level at which the test might be applied. Given this uncertainty, the Registrant is currently unable to estimate the effect that FAS 121 will have on the Registrant's results of operations for the period in which it is adopted.


                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits - none

(b)  Reports on Form 8-K - None

                           PARKER & PARSLEY 89-B, L.P.
                        (A Delaware Limited Partnership)



                               S I G N A T U R E S



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                PARKER & PARSLEY 89-B, L.P.

                            By: Parker & Parsley Development L.P.,
                                 Managing General Partner

                                By: Parker & Parsley Petroleum USA, Inc.
                                    ("PPUSA"), General Partner




Dated: November 9, 1995    By: /s/ Steven L. Beal
                                ---------------------------------------
                                Steven L. Beal, Senior Vice President
                                 and Chief Financial Officer of PPUSA