Form 10-Q
period 1996-03-31
PARKER & PARSLEY 89 B L P
filed 1996-05-14
CIK 844606

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


       / x /     Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1996

                                       or

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

                               Page 1 of 10 pages.

                             -There are no exhibits-

                           PARKER & PARSLEY 89-B, L.P.
                        (A Delaware Limited Partnership)

                          Part I. Financial Information
Item 1.    Financial Statements
                                 BALANCE SHEETS
                                                   March 31,      December 31,
                                                     1996             1995
                                                 ------------     ------------
                                                 (Unaudited)
                 ASSETS

Current assets:
  Cash and cash equivalents, including interest
    bearing deposits of $88,774 at March 31
    and $98,911 at December 31                   $     88,807     $     98,944
  Accounts receivable - oil and gas sales              80,887           75,959
                                                  -----------      -----------

         Total current assets                         169,694          174,903

Oil and gas properties - at cost, based on the
  successful efforts accounting method              5,812,422        5,813,260
    Accumulated depletion                          (3,469,188)      (3,422,315)
                                                  -----------      -----------

         Net oil and gas properties                 2,343,234        2,390,945
                                                  -----------      -----------

                                                 $  2,512,928     $  2,565,848
                                                  ===========      ===========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                   $     28,283     $     53,955

Partners' capital:
  Limited partners (6,949 interests)                2,459,671        2,486,533
  Managing general partner                             24,974           25,360
                                                  -----------      -----------

                                                    2,484,645        2,511,893
                                                  -----------      -----------

                                                 $  2,512,928     $  2,565,848
                                                  ===========      ===========

         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 89-B, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                       Three months ended
                                                             March 31,
                                                      1996             1995
                                                  -----------      -----------
Revenues:
  Oil and gas sales                               $   195,081      $   197,739
  Interest income                                       1,179            1,167
                                                   ----------       ----------

        Total revenues                                196,260          198,906

Costs and expenses:
  Production costs                                     93,384           94,749
  General and administrative expenses                   5,852            6,661
  Depletion                                            46,873           72,068
                                                   ----------       ----------

        Total costs and expenses                      146,109          173,478
                                                   ----------       ----------

Net income                                        $    50,151      $    25,428
                                                   ==========       ==========

Allocation of net income:
  Managing general partner                        $       501      $       254
                                                   ==========       ==========

  Limited partners                                $    49,650      $    25,174
                                                   ==========       ==========

Net income per limited partnership interest       $      7.14      $      3.62
                                                   ==========       ==========

Distributions per limited partnership interest    $     11.01      $     14.57
                                                   ==========       ==========

         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 89-B, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL
                                   (Unaudited)





                                   Managing
                                   general        Limited
                                   partner        partners          Total
                                 -----------     -----------     -----------

Balance at January 1, 1995       $    34,146     $ 3,356,176     $ 3,390,322

    Distributions                     (1,023)       (101,261)       (102,284)

    Net income                           254          25,174          25,428
                                  ----------      ----------      ----------

Balance at March 31, 1995        $    33,377     $ 3,280,089     $ 3,313,466
                                  ==========      ==========      ==========


Balance at January 1, 1996       $    25,360     $ 2,486,533     $ 2,511,893

    Distributions                       (887)        (76,512)        (77,399)

    Net income                           501          49,650          50,151
                                  ----------      ----------      ----------

Balance at March 31, 1996        $    24,974     $ 2,459,671     $ 2,484,645
                                  ==========      ==========      ==========

         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 89-B, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                       Three months ended
                                                            March 31,
                                                      1996            1995
                                                   ----------      ----------
Cash flows from operating activities:

  Net income                                       $   50,151      $   25,428
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depletion                                         46,873          72,068
  Changes in assets and liabilities:
     Increase in accounts receivable                   (4,928)         (2,865)
     Increase (decrease) in accounts payable          (25,672)          7,029
                                                    ---------       ---------

      Net cash provided by operating activities        66,424         101,660

Cash flows from investing activities:

  (Additions) disposals to oil and gas properties         838          (3,423)

Cash flows from financing activities:

  Cash distributions to partners                      (77,399)       (102,284)
                                                    ---------       ---------

Net decrease in cash and cash equivalents             (10,137)         (4,047)
Cash and cash equivalents at beginning of period       98,944          68,082
                                                    ---------       ---------

Cash and cash equivalents at end of period         $   88,807      $   64,035
                                                    =========       =========

         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 89-B, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1996
                                   (Unaudited)


Note 1.

Parker & Parsley 89-B, L.P. (the "Registrant") is a limited partnership organized in 1989 under the laws of the State of Delaware.

The Registrant engages primarily in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.

In the opinion of management, the unaudited financial statements as of March 31, 1996 of the Registrant include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, these interim results are not necessarily indicative of results for a full year.

The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Registrant's report on Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Steven L. Beal, Senior Vice President, 303 West Wall, Suite 101, Midland, Texas 79701.

Item 2.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations(1)

The Registrant was formed December 30, 1989. On January 1, 1995, Parker & Parsley Development L.P. ("PPDLP"), a Texas limited partnership, became the sole managing general partner of the Registrant, by acquiring the rights and assuming the obligations of Parker & Parsley Development Company ("PPDC"). PPDLP acquired PPDC's rights and obligations as managing general partner of the Registrant in connection with the merger of PPDC, P&P Producing, Inc. and Spraberry Development Corporation into MidPar L.P., which survived the merger with a change of name to PPDLP. The managing general partner has the power and authority to manage, control and administer all Registrant affairs. The limited partners contributed $6,949,000 representing 6,949 interests ($1,000 per interest) sold to a total of 463 limited partners.

Since its formation, the Registrant invested $5,812,422 in various prospects drilled in Texas. At March 31, 1996, the Registrant had 33 producing oil and gas wells.

Results of Operations

Revenues:

The Registrant's oil and gas revenues decreased to $195,081 from $197,739 for the three months ended March 31, 1996 and 1995, respectively, a decrease of $2,658. The decrease in revenues was the result of a 14% decline in barrels of oil produced and sold and a 9% decline in mcf of gas produced and sold, offset by higher average prices received per barrel of oil and mcf of gas. For the three months ended March 31, 1996, 7,212 barrels of oil were sold compared to 8,358 for the same period in 1995, a decrease of 1,146 barrels. For the three months ended March 31, 1996, 25,636 mcf of gas were sold compared to 28,038 mcf for the same period in 1995, a decrease of 2,402 mcf. The decrease in production volumes was primarily due to the decline characteristics of the Registrant's oil and gas properties. Management expects a certain amount of decline in production to continue in the future until the Registrant's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $1.81, or 11%, from $17.23 for the three months ended March 31, 1995 to $19.04 for the same period in 1996 while the average price received per mcf of gas increased 17% from $1.92 during the three months ended March 31, 1995 to $2.25 in 1996. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility in the foreseeable future. The Registrant may therefore sell its future oil and gas production at average prices lower or higher than that received during the three months ended March 31, 1996.

Costs and Expenses:

Total costs and expenses decreased to $146,109 for the three months ended March 31, 1996 as compared to $173,478 for the same period in 1995, a decrease of $27,369, or 16%. This decrease was due to declines in production costs, general and administrative expenses ("G&A") and depletion.

Production costs were $93,384 for the three months ended March 31, 1996 and $94,749 for the same period in 1995 resulting in a $1,365 decrease. The decrease was due to reductions in well repair and maintenance costs and ad valorem taxes.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A decreased, in aggregate, 12% from $6,661 for the three months ended March 31, 1995 to $5,852 for the same period in 1996. The Partnership agreement limits G&A to 3% of gross oil and gas revenue.

Depletion was $46,873 for the three months ended March 31, 1996 compared to $72,068 for the same period in 1995. This represented a decrease in depletion of $25,195, or 35%, primarily attributable to the adoption of the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" effective for the fourth quarter of 1995 and the reduction of net depletable basis resulting from the charge taken upon such adoption. Depletion was computed property-by-property utilizing the unit-of-production method based upon the dominant mineral produced, generally oil.

Oil production decreased 1,146 barrels for the three months ended March 31, 1996 from 1995, while oil reserves of barrels were revised downward by 2,428 barrels.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased to $66,424 during the three months ended March 31, 1996, a $35,236, or 35%, decrease from the same period ended March 31, 1995. This decrease was due to a decline in oil and gas sales receipts and an increase in expenditures for production costs. The decline in oil and gas sales receipts was the result of decreases in barrels of oil and mcf of gas produced and sold, offset by higher average prices received for both oil and gas. The increase in production cost expenditures was due to additional well repair and maintenance costs.

Net Cash Provided by (Used in) Investing Activities

The Registrant's investing activities during the three months ended March 31, 1996 yielded $838 in proceeds received from the disposal of oil and gas equipment on active properties. For the three months ended March 31, 1995, investing activities included expenditures of $3,423 related to repair and maintenance activity on various oil and gas properties.

Net Cash Used in Financing Activities

Cash was sufficient for the three months ended March 31, 1996 to cover distributions to the partners of $77,399 of which $76,512 was distributed to the limited partners and $887 to the managing general partner. For the same period ended March 31, 1995, cash was sufficient for distributions of $102,284 to the partners of which $101,261 was distributed to the limited partners and $1,023 to the managing general partner.

It is expected that future net cash provided by operating activities will be sufficient for any capital expenditures and any distributions. As the production from these properties declines, distributions are also expected to decrease.

- - ---------------

(1) "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward looking statements that involve risks and uncertainties. Accordingly, no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward looking statements.

                           Part II. Other Information


Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits - None

(b)    Reports on Form 8-K - None.

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


                                      PARKER & PARSLEY 89-B, L.P.

                                 By:  Parker & Parsley Development L.P.,
                                      Managing General Partner

                                      By:  Parker & Parsley Petroleum USA, Inc.
                                           ("PPUSA"), General Partner




Dated:  May 13, 1996             By:    /s/ Steven L. Beal
                                      -------------------------------------
                                      Steven L. Beal, Senior Vice President
                                      and Chief Financial Officer of PPUSA